Form 10-Q
period 2021-06-30
Dragoneer Growth Opportunities Corp. III
filed 2021-08-18
CIK 1827076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2021

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
of the Exchange Act).    Yes  ☒    No  ☐
As of August
18
, 2021, there were 43,067,606 Class A ordinary shares, $0.0001 par value and 10,766,902 Class B ordinary shares, $0.0001 par value, issued and outstanding.

DRAGONEER GROWTH OPPORTUNITIES CORP. III
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
DRAGONEER GROWTH OPPORTUNITIES CORP. III
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$3,342,461	$—
Prepaid expenses	1,087,070	—

Total Current Assets	4,429,531	—
Deferred offering costs	—	66,224
Cash held in Trust Account	430,676,061	—

TOTAL ASSETS	$435,105,592	$66,224

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accrued offering costs	$653,379	$18,774
Accounts payable and other accrued expenses	170,937	—
Promissory note – related party	—	27,450
Convertible note – related party, net of debt discount	224,690	—
Total current liabilities	1,049,006	46,224
Warrant liability	20,590,233	—
Conversion option liability	2,827,922	—
Deferred underwriting fee payable	15,073,661	—

Total Liabilities	39,540,822	46,224

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 43,067,606 and no shares at $10.00 per share redemption value as of June 30, 2021 and December 31, 2020, respectively	430,676,061	—
Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 43,067,606 and no shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 10,766,902 and 11,500,000 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively (1)	1,077	1,150
Additional paid-in capital	—	23,850
Accumulated deficit	(35,112,368)	(5,000)

Total Shareholders’ (Deficit) Equity	(35,111,291)	20,000

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$435,105,592	$66,224

(1)
Included at December
 31, 2020
,
are 1,500,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in party by the underwriters. On May 6, 2021 the underwriters partially exercised their over-allotment option and 733,098 Class B ordinary shares were forfeited (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

DRAGONEER GROWTH OPPORTUNITIES CORP. III
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Formation costs and other operating expenses	$365,526	$435,889

Loss from operations	(365,526)	(435,889)
Other expense:
Interest expense – amortization of debt discount	(52,613)	(52,613)
Change in fair value of warrant liability	(3,021,878)	(2,209,144)
Loss from issuance of Private Placement Warrants	(515,358)	(7,767,566)
Transaction costs allocable to warrant liability	—	(41,191)

Other expense, net	(3,589,849)	(10,070,514)
Net loss	$(3,955,375)	$(10,506,403)

Weighted average shares outstanding, Class A redeemable ordinary shares	41,874,648	41,739,364

Basic and diluted net loss per share, Class A redeemable ordinary shares	$0.00	$0.00

Weighted average shares outstanding, Class B non-redeemable ordinary shares	10,468,662	10,439,371

Basic and diluted net loss per share, Class B non-redeemable ordinary shares	$(0.38)	$(1.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DRAGONEER GROWTH OPPORTUNITIES CORP. III
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
THREE AND SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance—January 1, 2021	—	$—	11,500,000	$1,150	$23,850	$(5,000)	$20,000
Sale of 40,000,000 Units, net of underwriting discounts and offering expenses	40,000,000	4,000	—	—	377,058,295	—	377,062,295
Class A ordinary shares subject to possible redemption	(40,000,000)	(4,000)	—	—	(377,082,145)	(22,913,855)	(400,000,000)
Net loss	—	—	—	—	—	(6,551,028)	(6,551,028)

Balance—March 31, 2021 ( unaudited )	—	$—	11,500,000	$1,150	$—	$(29,469,883)	$(29,468,733)
Sale of 3,067,606 Class A shares, net of underwriting discounts and offering expenses	3,067,606	307	—	—	28,988,571	—	28,988,878
Forfeiture of 733,098 Founder Shares	—	—	(733,098)	(73)	—	73	—
Class A ordinary shares subject to possible redemption	(3,067,606)	(307)	—	—	(28,988,571)	(1,687,183)	(30,676,061)
Net loss	—	—	—	—	—	(3,955,375)	(3,955,375)

Balance—June 30, 2021 ( unaudited )	—	$—	10,766,902	$1,077	$—	$(35,112,368)	$(35,111,291)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DRAGONEER GROWTH OPPORTUNITIES CORP. III
CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(10,506,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	2,209,144
Loss from issuance of Private Placement Warrants	7,767,566
Transaction costs allocated to warrant liability	41,191
Amortization of debt discount	52,613
Changes in operating assets and liabilities:
Prepaid expenses	(1,067,470)
Accounts payable and accrued expenses	170,937

Net cash used in operating activities	(1,332,422)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(430,676,061)

Net cash used in investing activities	(430,676,061)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	422,062,539
Proceeds from sale of Private Placement Warrants	10,613,522
Payment of offering costs	(96,281)
Repayment of promissory note – related party	(228,836)
Proceeds from convertible note – related party	3,000,000

Net cash provided by financing activities	435,350,944

Net Change in Cash	3,342,461
Cash – Beginning of period	—

Cash – End of period	$3,342,461

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$587,155

Offering costs paid through promissory note	$181,786

Payment of prepaid expenses through promissory note	$19,600

Initial classification of Class A ordinary shares subject to possible redemption	$430,676,061

Deferred underwriting fee payable	$15,073,661

Initial Classification of conversion option	$2,827,922

The accompanying notes are an integral part of the unaudited condensed financial statements.

DRAGONEER GROWTH OPPORTUNITIES CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
The registration statement for the Company’s Initial Public Offering became effective on March 22, 2021. On March 25, 2021, the Company consummated the Initial Public Offering of 40,000,000 Class A ordinary shares (the “Public Shares”), at $10.00 per Public Share, generating gross proceeds of $400,000,000 which is described in Note

.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 10,000,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Dragoneer Growth Opportunities Holdings III (an affiliate of Dragoneer Investment Group, LLC (the “Sponsor”)), generating gross proceeds of $10,000,000, which is described in Note
4
.
Transaction costs amounted to $24,666,079, consisting of $8,613,522 of underwriting fees, $15,073,661 of deferred underwriting fees and $978,896 of other offering costs.
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
On May 6, 2021, the underwriters partially exercised their over-allotment option, resulting in an additional 3,067,606 Public Shares issued for an aggregate amount of $
30,676,060
. In connection with the underwriters’ partial exercise of their over-allotment option, the Company also consummated the sale of an additional 613,522 Private Placement Warrants at $1.00 per Private Placement Warrant, generating total gross proceeds of $613,522. A total of $30,676,060 was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $430,676,060.
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
The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially anticipated to be $10.00 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the prospectus. The per-share
amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note
5
).
The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote in person or by proxy at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to vote its Founder Shares (as defined in Note

) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against an Initial Business Combination.
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
JUNE 30, 2021
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

DRAGONEER GROWTH OPPORTUNITIES CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 24, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.
Offering Costs
Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounted to $
24,666,079
, of which

$
24,624,888
were charged to shareholders’ equity and $
41,191
was expensed to the condensed statements of operations.
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
9
).

DRAGONEER GROWTH OPPORTUNITIES CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Income

Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Net Income (Loss) per Ordinary Share
Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the private placement since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.
The Company’s statements of operations includes a presentation of loss per share for ordinary shares subject to possible redemption in a manner similar to the two-class
method of loss per ordinary share. Net income per ordinary share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net income (loss) per share, basic and diluted, for Class B non-redeemable
ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable
ordinary shares outstanding for the period. Class B
non-redeemable
ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$—	$—

Net Earnings allocable to Redeemable Class A Ordinary Shares	$—	$—

Denominator: Weighted Average Redeemable Class A Ordinary Shares Redeemable Class A Ordinary Shares, Basic and Diluted	41,874,648	41,739,364
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00	$0.00
Non-Redeemable Class B Ordinary Shares
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss Redeemable Class A Ordinary Shares	$(3,955,375)	$(10,506,403)
Less: Income attributable to Redeemable Class A Ordinary Shares	—	—

Non-Redeemable Net Loss	$(3,955,373)	$(10,506,403)
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Ordinary Shares, Basic and Diluted	10,468,662	10,439,371
Loss/Basic and Diluted Non-Redeemable B Ordinary Shares	$(0.38)	$(1.01)
Note: As of June 30, 2021, basic and diluted shares are the same as there are no non-redeemable
securities that are dilutive to the Company’s shareholders.
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
9
).

DRAGONEER GROWTH OPPORTUNITIES CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
2020-06
did not have
a significant
impact on the Company’s financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.
NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 40,000,000 Public Shares, at a purchase price of $10.00 per Public Share. The underwriters partially exercised their over-allotment option on May 6, 2021, resulting in the sale of an additional 3,067,606 Public Shares at $10.00 per Public Share
.
NOTE 4. PRIVATE PLACEMENT
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
T
he Company incurred a loss of $515,358 and

$7,767,566
related to the issuance of the Private Placement Warrants for the three and six months ended June 30, 2021, respectively.

NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
In September 2020, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 2,875,000 Class B ordinary shares (the “Founder Shares”). On February 3, 2021, the Company effected a share dividend and on March 1, 2021 the Company effected a share cancellation, resulting in 11,500,000
Founder Shares outstanding at December 31, 2020. All share
 and
per-share
amounts have been retroactively restated to reflect the share transactions. The Founder Shares included an aggregate of up to 1,500,000 shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal, on an as-converted
basis, 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ partial exercise of their over-allotment option on May 6, 2021, 766,902 Founder Shares are no longer subject to forfeiture and 733,098 Founder Shares were forfeited, resulting in there being 10,766,902 Founder Shares issued and outstanding
.
The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earliest of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 120 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.
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
The Company assessed the provisions of the Convertible Promissory Note under ASC 815-15. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to debt discount. The conversion option was valued using a Black-Scholes Option Pricing Model, which is considered to be Level 3 fair value measurement (see Note 9).
The debt discount is being amortized to interest expense as a non-cash charge over the term of the Convertible Promissory Note, which is assumed to be March 25, 2023, the Company’s expected Business Combination date. The Company initially recorded the $3,000,000 convertible promissory note net of a debt discount of
$2,827,923
, on the accompanying condensed balance sheet. During the three and six months ended June 30, 2021, the Company recorded $52,613 of interest expense related to the amortization of the debt discount.
 The balance of the debt discount amounted to $2,775,310 at June 30, 2021.
NOTE 6. COMMITMENTS
Risks and Uncertainties
Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
Underwriting Agreement
The Company granted the underwriters a
45-day
option to purchase up to 6,000,000 additional Public Shares to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. The underwriters partially exercised their over-allotment option on May 6, 2021 resulting in the sale of an additional 3,067,606 Public Shares at a price of $10.00 per Public Share. The underwriters’ remaining over-allotment option expired unexercised on May 6, 2021.
The underwriters are entitled to a deferred fee of $0.35 per Public Share, or $15,073,661 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

DRAGONEER GROWTH OPPORTUNITIES CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
NOTE 7. SHAREHOLDERS’ EQUITY
Preference Shares
—
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2021, there were 43,067,606 Class A ordinary shares issued and outstanding, all of which were classified as Class A ordinary shares subject to possible redemption. At December 31, 2020, there were no Class A ordinary shares issued or outstanding.
The Company determined the Class A ordinary shares subject to redemption to be equal to the redemption value of approximately $10.00 per Public Share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Upon considering the impact of the forward purchase agreement, it was concluded that the redemption value should include all Public Shares resulting in the Class A ordinary shares subject to possible redemption being equal to 430,676,060. This resulted in a measurement adjustment to the carrying value of the Class A ordinary shares subject to redemption with the offset recorded to additional paid-in
capital and accumulated deficit.
Class
 B Ordinary Shares
— The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2021 there are no shares subject to forfeiture and at December 31, 2020, there were 11,500,000 shares outstanding with 1,500,000 subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Class B ordinary shares would equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering.
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
NOTE 8. WARRANT LIABILITY
As of June 30, 2021, there are 10,613,522 Private
Placement Warrants outstanding. As of December 31, 2020 there were no warrants outstanding. Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of a Business Combination. The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
JUNE 30, 2021
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
NOTE 9. FAIR VALUE MEASUREMENTS
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
At June 30, 2021, assets held in the Trust Account were comprised of $430,676,061 held in cash. During the three and six months ended June 30, 2021, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2021
Liabilities:
Warrant Liability – Private Placement Warrants	3	$20,590,232
Warrant Liability – Conversion Option	3	2,827,922
There were no assets or liabilities measured on a recurring basis at December 31, 2020. The Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented in the accompanying condensed balance sheets. The Private Placement Warrants are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the condensed statements of operations.
The Private Placement Warrants were valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes Option Pricing model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the ordinary shares. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target.

DRAGONEER GROWTH OPPORTUNITIES CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The following table provides quantitative information regarding Level 3 fair value measurements:

As of June 30, 2021
Stock price	$10.00
Strike price	$11.50
Volatility	27.0%
Risk-free rate	1.13%
Dividend yield	0.0%
Fair value of warrants	$1.94
The following table presents the changes in the fair value of Level 3 warrant liabilities:

Warrant Liabilities
Fair value as of January 1, 2021	$—
Initial measurement on March 25, 2021	17,252,208
Change in fair value	2,147,792
Measurement of the additional Private Placement warrants issued on May 6 , 2021	1,190,233
Fair value as of June 30, 2021	$20,590,233

There were no transfers to/from Levels 1, 2, or 3 for the three and six months ended June 30, 2021.
Conversion

Option Liability
The liability for the conversion option was valued using a Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Black Scholes model’s primary unobservable input utilized in determining the fair value of the conversion option is the expected volatility of the ordinary shares.
The following table presents the changes in the fair value of the conversion option liability:

Conversion Option Liability
Fair value as of January 1, 2021	$—
Initial classification of conversion option	2,827,922
Change in fair value	—

Fair Value as of June 30, 2021	$2,827,922
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Dragoneer Growth Opportunities Corp. III. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Dragoneer Growth Opportunities Holdings III. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We will generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2021, we had a net loss of $3,955,375, which relates to formation and operating costs of $365,526, a change in fair value of warrant liability of $3,021,878, a loss on the issuance of the private Placement Warrants of $515,358, and interest expense related to the authorization of the debt discount of $52,613.
For the six months ended June 30, 2021, we had a net loss of $10,506,403, which consisted primarily of formation and operating costs of $435,889, a change in fair value of warrant liability of $2,209,144, a loss on the issuance of the private Placement Warrants of $7,767,566, interest expense related to the amortization of the debt discount of $52,613, and transaction costs allocable to the warrant liability of $41,191.
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

For the six months ended June 30, 2021, cash used in operating activities was $1,332,422. Net loss of $10,506,403 was affected by a change in fair value of warrant liability of $2,209,144, a loss on the issuance of the private Placement Warrants of $7,767,566, amortization of the debt discount of $52,613 and transaction costs allocable to the warrant liability of $41,191. Changes in operating assets and liabilities used $896,533 of cash for operating activities.

As of June 30, 2021, we had cash held in the Trust Account of $430,676,061. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we have not withdrawn any interest earned from the Trust Account.
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
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual Obligations
The underwriters are entitled to a deferred fee of $0.35 per Public Share, or $15,073,661 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
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
Warrant Liability
We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of the warrants was estimated using a Modified Black Scholes Option Pricing Model.

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
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We adopted ASU
2020-06
effective January 1,2021. The adoption of ASU
2020-06
did not have a significant impact on the Company’s financial statements.
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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Operating Officer (Principal Financial Officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Operating Officer (Principal Financial Officer) concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were not effective due to a material weakness in internal controls over financial reporting related to inaccurate accounting for the Private Placement Warrants. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting
During the fiscal quarter ended June 30, 2021, other than described below, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the error in classification of the Private Placement Warrants, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. We have also provided enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. The Company has also retained the services of a valuation expert to assist in the valuation analysis of the Private Placement Warrants on a quarterly basis.
PART II—OTHER INFORMATION
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
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 10,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $10,000,000. As a result of the underwriters’ partial exercise of their overallotment option on May 6, 2021, the Sponsor purchased an additional 613,522 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $613,522. A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering to be held in the Trust Account. A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period or any Extension Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will be worthless. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
We paid a total of $24,666,079, consisting of $8,613,522 of underwriting fees, $15,073,661 of deferred underwriting fees and $978,896 of other offering costs and expenses related to the Initial Public Offering.
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form
10-Q.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRAGONEER GROWTH OPPORTUNITIES CORP. III

Date: August 18, 2021	By:	/s/ Christian Jensen
	Name:	Christian Jensen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 18, 2021	By:	/s/ Pat Robertson
	Name:	Pat Robertson
	Title:	President
(Principal Financial Officer and Principal Accounting Officer), Chief Operating Officer and Director