Form 10-Q
period 2021-09-30
Dragoneer Growth Opportunities Corp. III
filed 2021-11-15
CIK 1827076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2021

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
As of November
15
, 2021, there were 43,067,606 Class A ordinary shares, $0.0001 par value and 10,766,902 Class B ordinary shares, $0.0001 par value, issued and outstanding.

DRAGONEER GROWTH OPPORTUNITIES CORP. III
FORM
10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
Condensed Statements of Operations for the three and nine months ended September 30, 2021 (Unaudited) and for the period from September 25, 2020 (inception) through September 30, 2020	2
Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the three and nine months ended September 30, 2021 (Unaudited)	3
Condensed Statement of Changes in Shareholder’s Equity for the Period from September 25, 2020 (Inception) Through September 30, 2020	4
Condensed Statements of Cash Flows for the nine months ended September 30, 2021 (Unaudited) and the period from September 25, 2020 (inception) through September 30, 2020	5
Notes to Condensed Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20
Part II. Other Information
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	22
Part III. Signatures	23

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
DRAGONEER GROWTH OPPORTUNITIES CORP. III
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$3,269,951	$—
Prepaid expenses	925,313	—

Total Current Assets	4,195,264	—
Deferred offering costs	—	66,224
Cash held in Trust Account	430,676,061	—

TOTAL ASSETS	$434,871,325	$66,224

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current l iabilities
Accrued offering costs	$653,379	$18,774
Accounts payable and other accrued expenses	173,144	—
Promissory note – related party	—	27,450
Convertible note – related party, net of debt discount	635,700	—

Total current liabilities	1,462,223	46,224
Warrant liability	10,594,288	—
Deferred underwriting fee payable	15,073,661	—

Total Liabilities	27,130,172	46,224

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 43,067,606 and no shares at $10.00 per share redemption value as of September 30, 2021 and December 31, 2020, respectively	430,676,061	—
Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 43,067,606 and no shares subject to possible redemption) at September 30, 2021 and December 31, 2020, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 10,766,902 and 11,500,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively (1)	1,077	1,150
Additional paid-in capital	—	23,850
Accumulated deficit	(22,935,985)	(5,000)

Total Shareholders’ (Deficit) Equity	(22,934,908)	20,000

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$434,871,325	$66,224

(1)
Included at December 31, 2020, are 1,500,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in party by the underwriters. On May 6, 2021 the underwriters partially exercised their over-allotment option and 733,098 Class B ordinary shares were forfeited
(Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

DRAGONEER GROWTH OPPORTUNITIES CORP. III
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	September 25, 2020 (Inception) Through September 30, 2020
Formation costs and other operating expenses	$236,475	$672,364	$5,000

Loss from operations	(236,475)	(672,364)	(5,000)

Other income (expense):
Interest expense – amortization of debt discount	(411,009)	(463,622)	—
Change in fair value of warrant liability	9,995,945	7,786,801	—
Change in fair value of conversion option liability	2,827,922	2,827,922	—
Loss from issuance of Private Placement Warrants	—	(7,767,566)	—
Transaction costs allocable to warrant liability	—	(41,191)	—

Other income, net	12,412,858	2,342,344	—

Net income	$12,176,383	$1,669,980	$(5,000)

Weighted average shares outstanding of Class A ordinary shares	43,067,606	29,304,919	10,000,000

Basic and diluted income per share, Class A ordinary shares	$0.23	$0.04	$0.00

Weighted average shares outstanding, Class B ordinary shares	10,766,902	10,412,947	—

Basic and diluted net income per share, Class B ordinary shares	$0.23	$0.04	$0.00

The accompanying notes are an integral part of the unaudited condensed financial statements.

DRAGONEER GROWTH OPPORTUNITIES CORP. III
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance—January 1, 2021	—	$—	11,500,000	$1,150	$23,850	$(5,000)	$20,000
Sale of 40,000,000 Units, net of underwriting discounts and offering expenses	40,000,000	4,000	—	—	377,058,295	—	377,062,295
Accretion of Class A ordinary shares subject to possible redemption	(40,000,000)	(4,000)	—	—	(377,082,145)	(22,913,855)	(400,000,000)
Net loss	—	—	—	—	—	(6,551,028)	(6,551,028)

Balance—March 31, 2021 (unaudited)	—	$—	11,500,000	$1,150	$—	$(29,469,883)	$(29,468,733)
Sale of 3,067,606 Class A shares, net of underwriting discounts and offering expenses	3,067,606	307	—	—	28,988,571	—	28,988,878
Forfeiture of 733,098 Founder Shares	—	—	(733,098)	(73)	—	73	—
Accretion of Class A ordinary shares subject to possible redemption	(3,067,606)	(307)	—	—	(28,988,571)	(1,687,183)	(30,676,061)
Net loss	—	—	—	—	—	(3,955,375)	(3,955,375)

Balance—June 30, 2021 (unaudited)	—	$—	10,766,902	$1,077	$—	$(35,112,368)	$(35,111,291)
Net income	—	—	—	—	—	12,176,383	12,176,383

Balance—September 30, 2021 (unaudited)	—	$—	10,766,902	$1,077	$—	$(22,935,985)	$(22,934,908)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DRAGONEER GROWTH OPPORTUNITIES CORP. III
CONDENSED
STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY
FOR THE PERIOD FROM SEPTEMBER 25, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance – September 25, 2020	—	$—	—	$—	$—	$—	$—
Issuance of Class B Ordinary shares to Sponsor (1)	—	—	11,500,000	1,150	23,850	—	25,000
Net loss	—	—	—	—	—	(5,000)	(5,000)

Balance – September 30, 2020 (unaudited)	—	$—	11,500,000	$1,150	$23,850	$(5,000)	$20,000

(1)
Includes an aggregate of up to 1,500,000 Class B ordinary shares that are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised. On
February 3, 2021
, the Company effected a share dividend
 and on March 1, 2021 the Company effected a share cancellation
, resulting in 11,500,000 Class B ordinary shares outstanding.
 All share and per-share amounts have been retroactively restated to reflect the share transactions.

DRAGONEER GROWTH OPPORTUNITIES CORP. III
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM SEPTEMBER 25, 2020 (INCEPTION)
THROUGH SEPTEMBER 30, 2020
(UNAUDITED)

	September 30, 2021	September 25, 2020 (Inception) Through September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$1,669,980	$(5,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of formation costs through issuance of Class B ordinary shares	—	5,000
Change in fair value of warrant liability	(7,786,801)	—
Change in fair value of conversion option liability	(2,827,922)	—
Loss from issuance of Private Placement Warrants	7,767,566	—
Transaction costs allocated to warrant liability	41,191	—
Amortization of debt discount	463,622	—
Changes in operating assets and liabilities:
Prepaid expenses	(905,712)	—
Accounts payable and accrued expenses	173,144	—

Net cash used in operating activities	(1,404,932)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(430,676,061)	—

Net cash used in investing activities	(430,676,061)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	422,062,539	—
Proceeds from sale of Private Placement Warrants	10,613,522	—
Payment of offering costs	(96,281)	—
Repayment of promissory note – related party	(228,836)	—
Proceeds from convertible note – related party	3,000,000	—

Net cash provided by financing activities	435,350,944	—

Net Change in Cash	3,269,951	—
Cash – Beginning of period	—	—

Cash – End of period	$3,269,951	$—

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$587,155	$28,000

Offering costs paid through promissory note	$181,786	$—

Payment of prepaid expenses through promissory note	$19,600	$—

Initial classification of Class A ordinary shares subject to possible redemption	$430,676,061	$—

Deferred underwriting fee payable	$15,073,661	$—

Initial Classification of conversion option	$2,827,922	$—

Deferred offering costs paid by Sponsor in exchange for the issuance of Class B ordinary shares	$—	$20,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

DRAGONEER GROWTH OPPORTUNITIES CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
The registration statement for the Company’s Initial Public Offering became effective on March 22, 2021. On March 25, 2021, the Company consummated the Initial Public Offering of 40,000,000 Class A ordinary shares (the “Public Shares”), at $10.00 per Public Share, generating gross proceeds of $400,000,000 which is described in Note 3.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 10,000,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Dragoneer Growth Opportunities Holdings III (an affiliate of Dragoneer Investment Group, LLC (the “Sponsor”)), generating gross proceeds of $10,000,000, which is described in Note 4.
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
On May 6, 2021, the underwriters partially exercised their over-allotment option, resulting in an additional 3,067,606 Public Shares issued for an aggregate amount of $30,676,060. In connection with the underwriters’ partial exercise of their over-allotment option, the Company also consummated the sale of an additional 613,522 Private Placement Warrants at $1.00 per Private Placement Warrant, generating total gross proceeds of $613,522. A total of $30,676,060 was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $430,676,061.
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

DRAGONEER GROWTH OPPORTUNITIES CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

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

DRAGONEER GROWTH OPPORTUNITIES CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 24, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
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

DRAGONEER GROWTH OPPORTUNITIES CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.
Cash
Held in Trust Account
At September 30, 2021 and December 31, 2020, the assets held in the Trust Account were held in cash
.
Offering Costs
Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounted to $24,666,079, of which $24,624,888 were charged against carrying value of Class A ordinary shares subject
to
redemption
and $41,191 was expensed to the condensed statements of operations.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ (deficit) equity section of the Company’s condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares is affected by charges against additional paid in capital and accumulated deficit.
Warrant Liability
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
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

DRAGONEER GROWTH OPPORTUNITIES CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net Income per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two
classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if warrants were to be exercised or converted or otherwise resulted in issuance of Ordinary Shares that then shared in the earnings of the entity. As the exercise of the warrants are contingent upon the completion of a business combination they have not been included in the calculation of diluted net income (loss) per share. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars,

except per share amounts):

	Three Months Ended September 31, 2021		Nine Months Ended September 31, 2021		September 25, 2020 (inception) Through September 30, 2020
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$9,741,106	$2,435,277	$1,232,157	$437,823	$—	$(5,000)
Denominator
Basic and diluted weighted average shares outstanding	43,067,606	10,766,902	29,304,919	10,412,947	—	10,000,000

Basic and diluted net income per ordinary shares	$0.23	$0.23	$0.04	$0.04	$0.00	$0.00

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
SEPTEMBER 30, 2021
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
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date.
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06,
“
Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging —

Contracts in Entity’s Own Equity (Subtopic

815-40)”

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
NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 40,000,000 Public Shares, at a purchase price of $10.00 per Public Share. The underwriters partially exercised their over-allotment option on May 6, 2021, resulting in the sale of an additional 3,067,606 Public Shares at $10.00 per Public Share.
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 10,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $10,000,000. As a result of the underwriters’ partial exercise of their over-allotment option on May 6, 2021, the Sponsor purchased an additional 613,522 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $613,522. A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period or any Extension Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will be worthless. The Company incurred a loss of $0 and $7,767,566 related to the issuance of the Private Placement Warrants for the three and nine months ended September 30, 2021, respectively.

DRAGONEER GROWTH OPPORTUNITIES CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
In September 2020, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 2,875,000 Class B ordinary shares (the “Founder Shares”). On February 3, 2021, the Company effected a share dividend and on March 1, 2021 the Company effected a share cancellation, resulting in 11,500,000 Founder Shares outstanding at December 31, 2020. All share and per-share
amounts have been retroactively restated to reflect the share transactions. The Founder Shares included an aggregate of up to 1,500,000 shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal, on an as-converted
basis, 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ partial exercise of their over-allotment option on May 6, 2021, 766,902 Founder Shares are no longer subject to forfeiture and 733,098 Founder Shares were forfeited, resulting in there being 10,766,902 Founder Shares issued and outstanding.
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
Promissory Note — Related Party
On September 29, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest
bearing and payable on the earlier of May 31, 2021 and the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $228,836, was repaid upon the consummation of the Initial Public Offering on March 25, 2021

and borrowings on the Promissory Note are no longer available to the Company
.
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
On June 18, 2021, the Company entered into a
Working Capital Loan
with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $3,000,000, which the Company drew in full on the same day. The
Working Capital Loan
is
non-interest
bearing and due on the date on which the Company consummates a Business Combination.
The outstanding balance under the Working Capital Loan amounted to $3,000,000 as of September 30, 2021
.

DRAGONEER GROWTH OPPORTUNITIES CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The Company assessed the provisions of the
Working Capital Loan
under ASC
815-15.
The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to debt discount. The conversion option was valued using a Black-Scholes Option Pricing Model, which is considered to be Level 3 fair value measurement (see Note 10).
The debt discount is being amortized to interest expense as a non-cash
charge over the term of the
Working Capital Loan
, which is assumed to be March 25, 2023, the Company’s expected Business Combination date. The Company initially recorded the $3,000,000 loan
net of a debt discount of $2,827,923, on the accompanying
 unaudited
condensed balance sheet. During the three and nine months ended September 30, 2021, the Company recorded $411,009 and $463,622 of interest expense related to the amortization of the debt discount. The balance of the debt discount amounted to $2,364,300 at September 30, 2021.
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

DRAGONEER GROWTH OPPORTUNITIES CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
Class
 A Ordinary Shares
— The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 43,067,606 and 0 Class A ordinary shares issued and outstanding, all of which were classified as temporary equity and subject to possible redemption.
The Company determined the Class A ordinary shares subject to redemption to be equal to the redemption value of approximately $10.00 per Public Share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Upon considering the impact of the forward purchase agreement, it was concluded that the redemption value should include all Public Shares resulting in the Class A ordinary shares subject to possible redemption being equal to
$
430,676,060. This resulted in a measurement adjustment to the carrying value of the Class A ordinary shares subject to redemption with the offset recorded to additional paid-in
capital and accumulated deficit.
NOTE 8. SHAREHOLDERS’ (DEFICIT) EQUITY
Preference Shares
—
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 B Ordinary Shares
— The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2021 and December 31, 202
1
, there were

10,766,902 and
11,500,000
Class B ordinary
shares
issued and
outstanding
,
 of which 0 and
 1,500,000
were
subject to forfeiture
, respectively,
depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Class B ordinary shares would equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering.
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
NOTE 9. WARRANT LIABILITY
As of September 30, 2021, there are 10,613,522 Private Placement Warrants outstanding. As of December 31, 2020 there were no warrants outstanding. Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of a Business Combination. The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
SEPTEMBER 30, 2021
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
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2021
Liabilities:
Warrant Liability – Private Placement Warrants	3	$10,594,288
Warrant Liability – Conversion Option	3	—
There were no assets or liabilities measured on a recurring basis at December 31, 2020. The Private Placement Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented in the accompanying
 unaudited
condensed

balance sheets. The Private Placement Warrants are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the unaudited
condensed statements of operations.

DRAGONEER GROWTH OPPORTUNITIES CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

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
The following table provides quantitative information regarding Level 3 fair value measurements:

As of September 30, 2021
Stock price	$9.80
Strike price	$11.50
Volatility	16.0%
Risk-free rate	1.15%
Dividend yield	0.0%
The following table presents the changes in the fair value of Level 3 warrant liabilities:

Warrant Liabilities
Fair value as of January 1, 2021	$—
Initial measurement on March 25, 2021	17,252,208
Change in fair value	(7,786,801)
Measurement of the additional Private Placement warrants issued on May 6, 2021	1,128,881

Fair value as of September 30, 2021	$10,594,288

There were no transfers to/from Levels 1, 2, or 3 for the three and nine months ended September 30, 2021.
Conversion Option Liability
The liability for the conversion option was valued using a Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Black Scholes model’s primary unobservable input utilized in determining the fair value of the conversion option is the expected volatility of the ordinary shares.
The following table presents the changes in the fair value of the conversion option liability:

Conversion Option Liability
Fair value as of January 1, 2021	$—
Initial classification of conversion option	2,827,922
Change in fair value	(2,827,922)

Fair Value as of September 30, 2021	$—

NOTE 11. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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
Recent Developments
On June 18, 2021, we entered into a Working Capital Loan with the Sponsor pursuant to which the Sponsor agreed to loan us up to an aggregate principal amount of $3,000,000 (the “Working Capital Loan”), which we drew in full on the same day. The Working Capital Loan is non-interest
bearing and due on the date on which we consummate a Business Combination. If we do not consummate a Business Combination, we may use a portion of any funds held outside the Trust Account to repay the Working Capital Loan; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Working Capital Loan, the unpaid amounts would be forgiven. Up to $3,000,000 of the Working Capital Loan may be converted into warrants at a price of $1.00 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We may generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net income of $12,176,383, which relates to formation and operating costs of $236,475, a decrease in the fair value of the warrant liability of $9,995,945, a decrease in the fair value of the conversion option liability of $2,827,922, and interest expense related to the amortization of the debt discount of $411,009.
For the nine months ended September 30, 2021, we had a net income of $1,669,980, which consisted primarily of formation and operating costs of $672,364, a decrease in the fair value of the warrant liability of $7,786,801, a decrease in the fair value of the conversion option liability of $2,827,922, a loss on the issuance of the private Placement Warrants of $7,767,566, interest expense related to the amortization of the debt discount of $463,622, and transaction costs allocable to the warrant liability of $41,191.
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
For the nine months ended September 30, 2021, cash used in operating activities was $1,404,932. Net income of $1,669,980 was affected by a decrease in the fair value of the warrant liability of $7,786,801, a decrease in the fair value of the conversion option of $2,827,922, a loss on the issuance of the private Placement Warrants of $7,767,566, amortization of the debt discount of $463,622 and transaction costs allocable to the warrant liability of $41,191. Changes in operating assets and liabilities used $732,568 of cash for operating activities.
As of September 30, 2021, we had cash held in the Trust Account of $430,676,061. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, we have not earned any interest earned from the Trust Account.
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
On June 18, 2021, we entered into a Working Capital Loan with the Sponsor pursuant to which the Sponsor agreed to loan us up to an aggregate principal amount of $3,000,000 (the “Working Capital Loan”), which we drew in full on the same day. The Working Capital Loan is non-interest
bearing and due on the date on which we consummate a Business Combination.

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
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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

Class A Ordinary Shares Subject to Possible Redemption
We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ (deficit) equity section of our unaudited condensed balance sheets.
Net Loss Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period.
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06,
“
Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40
)”
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
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.
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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Operating Officer (Principal Financial Officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Operating Officer (Principal Financial Officer) concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were effective.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended September 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness previously reported was remediated during the quarter ended September 30, 2021.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 25, 2021, we consummated the Initial Public Offering of 40,000,000 Class A ordinary shares. The Class A ordinary shares were sold at an offering price of $10.00 per unit, generating total gross proceeds of $400,000,000. The securities in the offering were registered under the Securities Act on registration statement on Form
S-1
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

PART III—SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRAGONEER GROWTH OPPORTUNITIES CORP. III

Date: November 15, 2021	By:	/s/ Christian Jensen
	Name:	Christian Jensen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Pat Robertson
	Name:	Pat Robertson
	Title:	President
(Principal Financial Officer and Principal Accounting Officer), Chief Operating Officer and Director