Form 10-Q
period 2022-03-31
Dragoneer Growth Opportunities Corp. III
filed 2022-05-16
CIK 1827076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2022

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
(415)
539-3099
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares, $0.0001 par value	DGNU	The Nasdaq Stock Market LLC
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of May 16,
2022, there were 43,067,606 Class A ordinary shares, $0.0001 par value and 10,766,902 Class B ordinary shares, $0.0001 par value, issued and outstanding.

DRAGONEER GROWTH OPPORTUNITIES CORP. III
FORM
10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
DRAGONEER GROWTH OPPORTUNITIES CORP. III
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash	$2,176,280	$3,185,171
Prepaid expenses	606,221	765,502

Total Current Assets	2,782,501	3,950,673
Cash held in Trust Account	430,676,061	430,676,061

Total Assets	$433,458,562	$434,626,734

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$8,000	$648,379
Accounts payable and other accrued expenses	157,033	291,654
Convertible note—related party, net of debt discount	1,426,009	1,031,415

Total current liabilities	1,591,042	1,971,448
Warrant liability	7,091,319	7,642,968
Deferred underwriting fee payable	15,073,661	15,073,661

Total Liabilities	23,756,022	24,688,077

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 43,067,606 at $10.00 per share redemption value as of March 31, 2022 and December 31, 2021, respectively	430,676,061	430,676,061
Shareholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 43,067,606 shares subject to possible redemption) at March 31, 2022 and December 31, 2021, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 10,766,902 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1,077	1,077
Additional paid-in capital	—	—
Accumulated deficit	(20,974,598)	(20,738,481)

Total Shareholders’ Deficit	(20,973,521)	(20,737,404)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$433,458,562	$434,626,734

The accompanying notes are an integral part of the unaudited condensed financial statements.

DRAGONEER GROWTH OPPORTUNITIES CORP. III
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
Operating expenses	$393,172	$70,363

Loss from operations	(393,172)	(70,363)

Other income (expense):
Interest expense—amortization of debt discount	(394,594)	—
Change in fair value of warrant liability	551,649	812,734
Loss from issuance of Private Placement Warrants	—	(7,252,208)
Transaction costs allocable to warrant liability	—	(41,191)

Other income (expense)	157,055	(6,480,665)

Net loss	$(236,117)	$(6,551,028)

Weighted average shares outstanding of Class A ordinary shares (1)	43,067,606	2,666,667

Basic and diluted net loss per share, Class A ordinary shares (1)	$(0.00)	$(0.52)

Weighted average shares outstanding of Class B ordinary shares (1)	10,766,902	10,000,000

Basic and diluted net loss per share, Class B ordinary shares (1)	$(0.00)	$(0.52)

(1)
Subsequent to March 31, 2021, the Company adjusted its approach in calculating net loss per share to comply with FASB ASC Topic 260, “Earnings Per Share”. In doing so, the Company adopted a pro-rata
approach between its two classes of shares. All share and
per-share
data have been retroactively restated to reflect this change.

The accompanying notes are an integral part of the unaudited condensed financial statements.

DRAGONEER GROWTH OPPORTUNITIES CORP. III
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance—January 1, 2022	—	$—	10,766,902	$1,077	$—	$(20,738,481)	$(20,737,404)
Net loss	—	—	—	—	—	(236,117)	(236,117)

Balance—March 31, 2022	—	$—	10,766,902	$1,077	$—	$(20,974,598)	$(20,973,521)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance—January 1, 2021	—	$—	11,500,000	$1,150	$23,850	$(5,000)	$20,000
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(23,850)	(22,913,855)	(22,937,705)
Net loss	—	—	—	—	—	(6,551,028)	(6,551,028)

Balance—March 31, 2021	—	$—	11,500,000	$1,150	$—	$(29,469,883)	$(29,468,733)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DRAGONEER GROWTH OPPORTUNITIES CORP. III
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(236,117)	$(6,551,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(551,649)	(812,734)
Loss from issuance of Private Placement Warrants	—	7,252,208
Transaction costs allocated to warrant liability	—	41,191
Amortization of debt discount	394,594	—
Changes in operating assets and liabilities:
Prepaid expenses	159,281	825
Accounts payable and accrued expenses	(134,621)	69,219

Net cash used in operating activities	(368,512)	(319)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(400,000,000)

Net cash used in investing activities	—	(400,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Shares, net of underwriting discounts paid	—	392,000,000
Proceeds from sale of Private Placement Warrants	—	10,000,000
Payment of offering costs	(640,379)	—
Repayment of promissory note—related party	—	(228,836)
Advances from related party	—	320

Net cash (used in) provided by financing activities	(640,379)	401,771,484

Net Change in Cash	(1,008,891)	1,771,165
Cash—Beginning of period	3,185,171	—

Cash—End of period	$2,176,280	$1,771,165

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$683,436

Offering costs paid through promissory note	$—	$181,786

Payment of prepaid expenses through promissory note	$—	$19,600

Deferred underwriting fee payable	$—	$14,000,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

DRAGONEER GROWTH OPPORTUNITIES CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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
As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company may generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
The registration statement for the Company’s Initial Public Offering became effective on March 22, 2021. On March 25, 2021, the Company consummated the Initial Public Offering of
40,000,000
Class A ordinary shares (the “Public Shares”), at $
10.00
per Public Share, generating gross proceeds of $
400,000,000
which is described in Note 3.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of
10,000,000
warrants (the “Private Placement Warrants”) at a price of $
1.00
per Private Placement Warrant in a private placement to Dragoneer Growth Opportunities Holdings III (an affiliate of Dragoneer Investment Group, LLC (the “Sponsor”)), generating gross proceeds of $
10,000,000
, which is described in Note 4.
Transaction costs amounted to $
24,666,079
, consisting of $
8,613,522
of underwriting fees, $
15,073,661
of deferred underwriting fees and $
978,896
of other offering costs.
Following the closing of the Initial Public Offering on March 25, 2021, an amount of $
400,000,000
($
10.00
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
3,067,606
Public Shares issued for an aggregate amount of $
30,676,060
. In connection with the underwriters’ partial exercise of their over-allotment option, the Company also consummated the sale of an additional
613,522
Private Placement Warrants at $
1.00
per Private Placement Warrant, generating total gross proceeds of $
613,522
. A total of $
30,676,060
was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $
430,676,061
.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Exchange listing rules require that the Business Combination must be with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (as defined below) (excluding any deferred underwriters fees and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires
50
% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially anticipated to be $
10.00
per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the prospectus. The per-share
amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6).
The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $
5,000,001
and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote in person or by proxy at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against an Initial Business Combination.
Notwithstanding the foregoing, if the Company seeks shareholder approval of the Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of
15
% of the Public Shares without the Company’s prior written consent.
The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem
100
% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial
business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares.
The Company will have until March 25, 2023 (or June 25, 2023 if the Company has executed a letter of intent, agreement in principle or definitive agreement for a Business Combination by March 25, 2023 but has not completed a Business Combination by March 25, 2023) to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period as may be extended from time to time by the Company as a result of a shareholder vote to amend its Amended and Restated Memorandum and Articles of Association (an “Extension Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $
100,000
of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
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
Liquidity, Capital Resources and Going Concern
As of March 31, 2022, the Company had $430,676,061 cash held in the Trust Account and $2,176,280 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.
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
On June 18, 2021, the Company entered into a Working Capital Loan with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $3,000,000, which the Company drew in full on the same day. The Working Capital Loan is non-interest bearing
and due on the date on which the Company consummates a Business Combination. The outstanding balance under the Working Capital Loan amounted to $3,000,000 as of March 31, 2022.
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

Management continues to evaluate the impact of
the COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements
do not include any adjustments that might result from the outcome of this uncertainty.
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Form
10-K
as filed with the SEC on March 31, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $2,176,280 and $3,185,171 in cash as of March 31, 2022 and December 31, 2021, respectively.
Cash Held in Trust Account
At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in cash.
Offering Costs
Offering costs consist of legal, accounting, underwriting fees and other costs incurred that are directly related to the Initial Public Offering. Offering costs amounted to $24,666,079, of which $24,624,888 were charged against carrying value of Class A ordinary shares subject to redemption and $41,191 was expensed to the condensed statements of operations. No offering costs were incurred for the three months ended March 31, 2022.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares is affected by charges against additional paid in capital and accumulated deficit.
As of March 31, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected on the balance sheet are reconciled in the following table:

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
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net Loss per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if warrants were to be exercised or converted or otherwise resulted in issuance of Ordinary Shares that then shared in the earnings of the entity. As the exercise of the warrants are contingent upon the completion of a business combination they have not been included in the calculation of diluted net loss per share. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except share amounts) as of March 31, 2022 and 2021, and as stated in footnote 1 to the Condensed Statement of Operations, these amounts for the three months ended March 31, 2021 have been adjusted to conform with the current year presentation:

	For the Three Months Ended March 31.
	2022		2021
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$188,894	$47,223	$1,379,164	$5,171,864
Denominator
Basic and diluted weighted average shares outstanding	43,067,606	10,766,902	2,666,667	10,000,000

Basic and diluted net loss per ordinary shares	$(0.00)	$(0.00)	$(0.52)	$(0.52)

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
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.
NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 40,000,000 Public Shares, at a purchase price of $10.00 per Public Share. The underwriters partially exercised their over-allotment option on May 6, 2021, resulting in the sale of an additional 3,067,606 Public Shares at $10.00 per Public Share.

NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 10,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $10,000,000. As a result of the underwriters’ partial exercise of their over-allotment option on May 6, 2021, the Sponsor purchased an additional 613,522 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $613,522. A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period or any Extension Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will be worthless. The Company incurred a loss of $0 and $7,252,208 related to the issuance of the Private Placement Warrants for the three months ended March 31, 2022 and 2021, respectively.
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
On June 18, 2021, the Company entered into a Working Capital Loan with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $3,000,000, which the Company drew in full on the same day. The Working Capital Loan is non-interest
bearing and due on the date on which the Company consummates a Business Combination. The outstanding balance under the Working Capital Loan amounted to $3,000,000 as of March 31, 2022 and December 31, 2021, respectively.
The Company assessed the provisions of the Working Capital Loan under ASC
815-15.
The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to debt discount. The conversion option was valued using a Black-Scholes Option Pricing Model, which is considered to be Level 3 fair value measurement (see Note 10).
The debt discount is being amortized to interest expense as a non-cash
charge over the term of the Working Capital Loan, which is assumed to be March 25, 2023, the Company’s expected Business Combination date. The Company initially recorded the $3,000,000 loan net of a debt discount of
$2,827,923, on the accompanying unaudited condensed balance sheet. During the three months ended March 31, 2022 and 2021, the Company recorded
$394,594 and $0, respectively, of interest expense related to the amortization of the debt discount. The balance of the debt discount amounted to
$1,573,991
and $1,968,584 at March 31, 2022 and December 31, 2021, respectively.

NOTE 6. COMMITMENTS AND CONTINGENCIES
Registration Rights
Pursuant to a registration and shareholder rights agreement entered into on March 22, 2021, the holders of the Founder Shares and Private Placement Warrants, and any warrants that may be issued upon conversion of the Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans and conversion of Founder Shares) are entitled to registration rights. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up
period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
Class
 A Ordinary Shares
—The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 43,067,606 Class A ordinary shares issued and outstanding, all of which were classified as temporary equity and subject to possible redemption.
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
NOTE 8. SHAREHOLDERS’ DEFICIT
Preference Shares
—
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class
 B Ordinary Shares
—The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 10,766,902 Class B ordinary shares issued and outstanding, respectively.
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
NOTE 9. WARRANT LIABILITY
As of March 31, 2022 and December 31, 2021, there are 10,613,522 Private Placement Warrants outstanding. Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of a Business Combination. The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2022	December 31, 2021
Liabilities:
Warrant Liability—Private Placement Warrants	3	$7,091,319	$7,642,968
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
The following table provides quantitative information regarding Level 3 fair value measurements:

	As of March 31, 2022	As of December 31, 2021
Stock price	$9.80	$9.77
Strike price	$11.50	$11.50
Volatility	9.0%	12.0%
Risk-free rate	2.45%	1.54%
Dividend yield	0.0%	0.0%
The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement Warrants
Fair value as of January 1, 2021	$—
Initial measurement on March 25, 2021 warrants issued	17,252,208
Changes in fair value (1)	(812,734)
Fair value as of March 31, 2021	$16,439,474

Private Placement Warrants
Fair value as of January 1, 2022	$7,642,968
Changes in fair value (1)	(551,649)

Fair value as of March 31, 2022	$7,091,319

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the unaudited condensed statements of operations.
Conversion Option Liability
The liability for the conversion option was valued using a Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Black Scholes model’s primary unobservable input utilized in determining the fair value of the conversion option is the expected volatility of the ordinary shares.
The following table presents the changes in the fair value of the conversion option liability:

Conversion Option Liability
Fair value as of January 1, 2021	$—
Initial classification of conversion option	2,827,922
Change in fair value	(2,827,922)

Fair value as of December 31, 2021	$—

Change in fair value	—
Fair Value as of March 31, 2022	$—

NOTE 11. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Dragoneer Growth Opportunities Corp. III. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses in connection with searching for a prospective initial Business Combination.
For the three months ended March 31, 2022, we had a net loss of $236,117, which consists of operating costs of $393,172, and interest expense related to the amortization of the debt discount of $394,594, partially offset by a decrease in the fair value of the warrant liability of $551,649.
For the three months ended March 31, 2021, we had a net loss of $6,551,028, which consists of formation and operating costs of $70,363, a loss on the issuance of the private Placement Warrants of $7,252,208, and transaction costs allocable to the warrant liability of $41,191, partially offset by a change in fair value of warrant liability of $812,734,
Liquidity, Capital Resources and Going Concern
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
For the three months ended March 31, 2022, cash used in operating activities was $368,512. Net loss of $236,117 was affected by a decrease in the fair value of the warrant liability of $551,649, and amortization of the debt discount of $394,594. Changes in operating assets and liabilities provided $24,660 of cash for operating activities.
For the three months ended March 31, 2021, cash used in operating activities was $319. Net loss of $6,551,028 was affected by a gain on the change in fair value of warrant liability of $812,734, a loss on the issuance of the private Placement Warrants of $7,252,208 and transaction costs allocable to the warrant liability of $41,191. Changes in operating assets and liabilities provided $70,044 of cash for operating activities.

As of March 31, 2022, we had cash held in the Trust Account of $430,676,061. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2022, we have not earned any interest from the Trust Account.
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
As of March 31, 2022, we had cash of $2,176,280 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual Obligations
Registration and Shareholder Rights Agreement
Pursuant to a registration and shareholder rights agreement entered into on March 22, 2021, the holders of the Founder Shares and Private Placement Warrants, and any warrants that may be issued upon conversion of the Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans and conversion of Founder Shares) are entitled to registration rights. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up
period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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
Since the forward purchase shares are not freestanding financials instruments, they are not deemed to be within the scope of ASC 815-40. Accordingly, the forward purchase shares themselves are not derivative instruments and will not be recognized within equity of the Company until issued for consideration.
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
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
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

As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Operating Officer (Principal Financial Officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Operating Officer (Principal Financial Officer) concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were effective.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended March 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the SEC on March 31, 2022 (our “2021 Annual Report on Form
10-K”).
Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors disclosed in our 2021 Annual Report on Form
10-K.
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
None.

Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
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

DRAGONEER GROWTH OPPORTUNITIES CORP. III

Date: May 16, 2022	By:	/s/ Christian Jensen
	Name:	Christian Jensen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Pat Robertson
	Name:	Pat Robertson
	Title:	President
(Principal Financial Officer and Principal Accounting Officer), Chief Operating Officer and Director