Form 10-Q
period 2022-06-30
Dragoneer Growth Opportunities Corp. III
filed 2022-08-15
CIK 1827076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2022

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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of August
1
5
, 2022, there were 43,067,606 Class A ordinary shares, $0.0001 par value and 10,766,902 Class B ordinary shares, $0.0001 par value, issued and outstanding.

DRAGONEER GROWTH OPPORTUNITIES CORP. III
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
DRAGONEER GROWTH OPPORTUNITIES CORP. III
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets
Cash	$1,872,691	$3,185,171
Prepaid expenses	449,440	765,502
Total Current Assets	2,322,131	3,950,673
Cash held in Trust Account	430,676,061	430,676,061

Total Assets	$432,998,192	$434,626,734

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and other accrued expenses	$36,658	$291,654
Accrued offering cost	8,000	648,379
Convertible note	1,824,987	1,031,415
Total Current Liabilities	1,869,645	1,971,448
Warrant liability	1,764,717	7,642,968
Deferred underwriting fee payable	15,073,661	15,073,661

Total Liabilities	18,708,023	24,688,077

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 43,067,606 at $10.00 per share redemption value as of June 30, 2022 and December 31, 2021, respectively	430,676,061	430,676,061
Shareholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 43,067,606 shares subject to possible redemption) at June 30, 2022 and December 31, 2021, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 10,766,902 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1,077	1,077
Additional paid in capital	—	—
Accumulated deficit	(16,386,969)	(20,738,481)

Total Shareholders’ Deficit	(16,385,892)	(20,737,404)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT.	$432,998,192	$434,626,734

The accompanying notes are an integral part of the unaudited condensed financial statements.

DRAGONEER GROWTH OPPORTUNITIES CORP. III
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses	$339,995	$365,526	$733,167	$435,889

Loss from operations	(339,995)	(365,526)	(733,167)	(435,889)

Other income (expense):
Change in fair value of warrant liability	5,326,602	(3,021,878)	5,878,251	(2,209,144)
Loss from issuance of Private Placement Warrants	—	(515,358)	—	(7,767,566)
Interest expense - amortization of debt discount	(398,978)	(52,613)	(793,572)	(52,613)
Transaction costs allocable to warrant liability	—	—	—	(41,191)

Other income (loss), net	4,927,624	(3,589,849)	5,084,679	(10,070,514)

Net income (loss)	$4,587,629	$(3,955,375)	$4,351,512	$(10,506,403)

Weighted average shares outstanding of Class A ordinary shares (1)	43,067,606	41,874,648	43,067,606	22,270,657

Basic and diluted net income (loss) per ordinary share, Class A ordinary shares (1)	$0.09	$(0.08)	$0.08	$(0.38)

Weighted average shares outstanding of Class B ordinary shares (1)	10,766,902	10,468,662	10,766,902	5,567,665

Basic and diluted net income (loss) per ordinary share, Class B ordinary shares (1)	$0.09	$(0.08)	$0.08	$(0.38)

(1)
Subsequent to March 31, 2021, the Company adjusted its approach in calculating net income (loss) per share to comply with FASB ASC Topic 260, “Earnings Per Share”. In doing so, the Company adopted a pro-rata approach between its two classes of shares. All share and per-share data have been retroactively restated to reflect this change.

The accompanying notes are an integral part of the unaudited condensed financial statements.

DRAGONEER GROWTH OPPORTUNITIES CORP. III
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	(Deficit)
Balance – January 1, 2022	—	$—	10,766,902	$1,077	$—	$(20,738,481)	$(20,737,404)

Net loss	—	—	—	—	—	(236,117)	(236,117)

Balance – March 31, 2022	—	$—	10,766,902	$1,077	$—	$(20,974,598)	$(20,973,521)

Net income	—	—	—	—	—	4,587,629	4,587,629

Balance – June 30, 2022	—	$—	10,766,902	$1,077	$—	$(16,386,969)	$(16,385,892)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity (Deficit)
Balance – January 1, 2021	—	$—	11,500,000	$1,150	$23,850	$(5,000)	$20,000

Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(23,850)	(22,913,855)	(22,937,705)
Net loss	—	—	—	—	—	(6,551,028)	(6,551,028)

Balance – March 31, 2021	—	$—	11,500,000	$1,150	$—	$(29,469,883)	$(29,468,733)

Forfeiture of 733,098 Founder Shares	—	—	(733,098)	(73)	—	73	—
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,687,183)	(1,687,183)
Net loss	—	—	—	—	—	(3,955,375)	(3,955,375)

Balance – June 30, 2021	—	$—	10,766,902	$1,077	$—	$(35,112,368)	$(35,111,291)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DRAGONEER GROWTH OPPORTUNITIES CORP. III
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$4,351,512	$(10,506,403)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	(5,878,251)	2,209,144
Loss from issuance of Private Placement Warrants	—	7,767,566
Transaction costs allocated to warrant liability	—	41,191
Amortization of debt discount	793,572	52,613
Changes in operating assets and liabilities:
Prepaid expenses	316,062	(1,067,470)
Accounts payable and accrued expenses	(254,996)	170,937

Net cash used in operating activities	(672,101)	(1,332,422)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(430,676,061)

Net cash used in investing activities	—	(430,676,061)

Cash Flows from Financing Activities:
Proceeds from sale of Shares, net of underwriting discounts paid	—	422,062,539
Proceeds from sale of Private Placement Warrants	—	10,613,522
Repayment of promissory note - related party	—	(228,836)
Proceeds from convertible note - related party	—	3,000,000
Payment of offering costs	(640,379)	(96,281)

Net cash provided by (used in) financing activities	(640,379)	435,350,944

Net Change in Cash	(1,312,480)	3,342,461
Cash - Beginning of period	3,185,171	—

Cash - End of period	$1,872,691	$3,342,461

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$587,155

Offering costs paid through promissory note	$—	$181,786

Payment of prepaid expenses through promissory note	$—	$19,600

Deferred underwriting fee payable	$—	$15,073,661

Initial classification of conversion option	$—	$2,827,922

The accompanying notes are an integral part of the unaudited condensed financial statements.

DRAGONEER GROWTH OPPORTUNITIES CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company may generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Following the closing of the Initial Public Offering on March 25, 2021, an amount of $400,000,000 ($10.00 per Public Share) from the net proceeds of the sale of the Public Shares in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), and may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.
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
Liquidity, Capital Resources and Going Concern
As of June 30, 2022, the Company had $430,676,061 held in the Trust Account and $1,872,691 held outside of the Trust Account. Through June 30, 2022, the Company has not earned any interest on the cash held in the Trust Account. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Company’s Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company may repay such loaned amounts out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Company’s Trust Account would be used for such repayment. Up to $3,000,000 of such loans may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants.
On June 18, 2021, the Company entered into a Working Capital Loan with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $3,000,000, which the Company drew in full on the same day. The Working Capital Loan is non-interest bearing
and due on the date on which the Company consummates a Business Combination. The outstanding balance under the Working Capital Loan amounted to $3,000,000 as of June 30, 2022.
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
Risks and Uncertainties
In February 2022, a military conflict started between Russia and Ukraine. The ongoing military conflict has provoked strong reactions from the United States, the UK, the European Union and various other countries around the world, including the imposition of broad financial and economic sanctions against Russia. Further, the precise effects of the ongoing military conflict and these sanctions on the global economies remain uncertain as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for int erim financial inf
ormation and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Form
10-K
as filed with the SEC on March 31, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $1,872,691 and $3,185,171 in cash outside of the Trust Account and no cash equivalents as of June 30, 2022 and December 31, 2021, respectively.
Cash Held in Trust Account
At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in cash.
Offering Costs
Offering costs consist of legal, accounting, underwriting fees and other costs incurred that are directly related to the Initial Public Offering. Offering costs amounted to $24,666,079, of which $24,624,888 were charged against carrying value of Class A ordinary shares subject to redemption and $41,191 was expensed to the condensed statements of operations as of June 30, 2021. No offering costs were incurred for the six months ended June 30, 2022.
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
As of June 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected on the balance sheet are reconciled in the following table:

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statements of operations. The fair value of the warrants was estimated using a Modified Black-Scholes Option Pricing model (see Note 10).
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net Income (Loss) per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if warrants were to be exercised or converted or otherwise resulted in issuance of Ordinary Shares that then shared in the earnings of the entity. As the exercise of the warrants are contingent upon the completion of a business combination they have not been included in the calculation of diluted net income (loss) per share. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except share amounts) for the three and six months ended June 30, 2022, and as stated in Note 1 to the condensed statements of operations, these amounts for the three and six months ended June 30, 2021 have been adjusted to conform with the current year presentation:

	For the Three Months Ended June 30.
	2022		2021
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net income (loss)	$3,670,103	$917,526	$(3,164,300)	$(791,075)
Denominator
Basic and diluted weighted average shares outstanding	43,067,606	10,766,902	41,874,648	10,468,662

Basic and diluted net income (loss) per ordinary share	$0.09	$0.09	$(0.08)	$(0.08)

	For the Six Months Ended June 30.
	2022		2021
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net income (loss)	$3,481,210	$870,302	$(8,405,122)	$(2,101,281)
Denominator
Basic and diluted weighted average shares outstanding	43,067,606	10,766,902	22,270,657	5,567,665

Basic and diluted net income (loss) per ordinary share	$0.08	$0.08	$(0.38)	$(0.38)

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

The Company will account for warrants for shares of the Company’s Class A ordinary shares that are not indexed to its own stock as liabilities at fair value on the balance sheet in accordance with ASC Topic 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based
on whether or
not net-cash settlement
or conversion of the instrument could be required within 12 months of the balance sheet date.
The Company will account for the conversion features in Convertible notes under ASC Topic 815. However, if a conversion feature meets the criteria of the scope exception, then it will not be bifurcated.
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
The Company incurred a loss of $0 and $515,358 related to the issuance of the Private Placement Warrants for the three months ended June 30, 2022 and 2021, respectively.
The Company incurred a loss of $0 and $7,767,566 related to the issuance of the Private Placement Warrants for the six months ended June 30, 2022 and 2021, respectively.
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
On June 18, 2021, the Company entered into a Working Capital Loan with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $3,000,000, which the Company drew in full on the same day. The Working Capital Loan is non-interest
bearing and due on the date on which the Company consummates a Business Combination. The outstanding balance under the Working Capital Loan amounted to $3,000,000 as of June 30, 2022 and December 31, 2021, respectively.
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
During the three months ended June 30, 2022 and 2021, the Company recorded $398,978 and $52,613, respectively, of interest expense related to the amortization of the debt discount.
During the six months ended June 30, 2022 and 2021, the Company recorded $793,572 and $52,613, respectively, of interest expense related to the amortization of the debt discount. The balance of the debt discount amounted to $1,175,013 and $1,968,585 at June 30, 2022 and December 31, 2021, respectively.
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
NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
Class
 A Ordinary Shares
—The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 43,067,606 Class A ordinary shares issued and outstanding, all of which were classified as temporary equity and subject to possible redemption.
The Company determined the Class A ordinary shares subject to redemption to be equal to the redemption value of approximately $10.00 per Public Share. It was concluded that the redemption value should include all Public Shares resulting in the Class A ordinary shares subject to possible redemption being equal to $430,676,061. This resulted in a measurement adjustment to the carrying value of the Class A ordinary shares subject to redemption with the offset recorded to additional paid in capital and accumulated deficit. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.
NOTE 8. SHAREHOLDERS’ DEFICIT
Preference Shares
—
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 B Ordinary Shares
—The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 10,766,902 Class B ordinary shares issued and outstanding, respectively.
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
NOTE 9. WARRANT LIABILITY
As of June 30, 2022 and December 31, 2021, there are 10,613,522 Private Placement Warrants outstanding. Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of a Business Combination. The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2022	December 31, 2021
Liabilities:
Warrant Liability—Private Placement Warrants	3	$1,764,717	$7,642,968
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
The following table provides quantitative information regarding Level 3 fair value measurements:

	As of June 30, 2022	As of December 31, 2021
Stock price	$9.73	$9.77
Strike price	$11.50	$11.50
Volatility	2.0%	12.0%
Risk-free rate	2.91%	1.54%
Dividend yield	0.0%	0.0%
The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement Warrants Liabilities
Fair value as of January 1, 2021	$—
Initial measurement on March 25, 2021	17,252,208
Changes in fair value (1)	2,209,144
Measurement of the additional Private Placement warrants issued on May 6, 2021	1,128,881

Fair value as of June 30, 2021	$20,590,233

Fair value as of January 1, 2022	$7,642,968
Changes in fair value (1)	(5,878,251)

Fair value as of June 30, 2022	$1,764,717

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the unaudited condensed statements of operations.
Conversion Option Liability
The liability for the conversion option was valued using a Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Black Scholes model’s primary unobservable input utilized in determining the fair value of the conversion option is the expected volatility of the ordinary shares. During the three and six months ended June 30, 2022 and 2021, there were no changes in the fair value of the conversion option liability.

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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses in connection with searching for a prospective initial Business Combination.
For the three months ended June 30, 2022, we had a net income of $4,587,629, which consists of operating costs of $339,995, and interest expense related to the amortization of the debt discount of $398,978, offset by a gain on the change in the fair value of the warrant liability of $5,326,602.

For the six months ended June 30, 2022, we had a net income of $4,351,512, which consists of operating costs of $733,167, and interest expense related to the amortization of the debt discount of $793,572, offset by a gain on the change in the fair value of the warrant liability of $5,878,251.
For the three months ended June 30, 2021, we had a net loss of $3,955,375, which consists of formation and operating costs of $365,526, interest expense related to the amortization of the debt discount of $52,613, a loss on the issuance of the private Placement Warrants of $515,358, and a change in fair value of warrant liability of $3,021,878.
For the six months ended June 30, 2021, we had a net loss of $10,506,403, which consists of formation and operating costs of $435,889, interest expense related to the amortization of the debt discount of $52,613, a loss on the issuance of the private Placement Warrants of $7,767,566, transaction costs allocable to the warrant liability of $41,191, and a change in fair value of warrant liability of $2,209,144.
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
For the six months ended June 30, 2022, cash used in operating activities was $672,101. Net income of $4,351,512 was affected by a gain on the change in the fair value of the warrant liability of $5,878,251, and amortization of the debt discount of $793,572. Changes in operating assets and liabilities provided $61,066 of cash for operating activities.
For the six months ended June 30, 2021, cash used in operating activities was $1,332,422. Net loss of $10,506,403 was affected by a loss on the change in fair value of warrant liability of $2,209,144, a loss on the issuance of the Private Placement Warrants of $7,767,566, amortization of the debt discount of $52,613, and transaction costs allocable to the warrant liability of $41,191. Changes in operating assets and liabilities used $896,533 of cash for operating activities.
As of June 30, 2022, we had cash held in the Trust Account of $430,676,061. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we have not earned any interest from the Trust Account.
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
As of June 30, 2022, we had cash of $1,872,691 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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

Since the forward purchase shares are not freestanding financial instruments, they are not deemed to be within the scope of ASC
815-40.
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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Operating Officer (Principal Financial Officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Operating Officer (Principal Financial Officer) concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were effective.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended June 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the SEC on March 31, 2022 (our “2021 Annual Report on Form
10-K”).
Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, except as described below, there have been no material changes to the risk factors disclosed in our 2021 Annual Report on Form
10-K.
We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
The risk factor disclosure in our 2021 Annual Report on Form
10-K
filed with the SEC on March 31, 2022, set forth under the heading “Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.” is replaced in its entirety with the following risk factor:
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
On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively eliminating the safe harbor relating to the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.
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

DRAGONEER GROWTH OPPORTUNITIES CORP. III

Date: August 1 5 , 2022	By:	/s/ Christian Jensen
	Name:	Christian Jensen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 1 5 , 2022	By:	/s/ Pat Robertson
	Name:	Pat Robertson
	Title:	President
(Principal Financial Officer and Principal Accounting Officer), Chief Operating Officer and Director