Form 10-Q
period 2022-09-30
Dragoneer Growth Opportunities Corp. III
filed 2022-11-14
CIK 1827076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2022

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
14
, 2022, there were 43,067,606 Class A ordinary shares, $0.0001 par value and 10,766,902 Class B ordinary shares, $0.0001 par value, issued and outstanding.

DRAGONEER GROWTH OPPORTUNITIES CORP. III

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
DRAGONEER GROWTH OPPORTUNITIES CORP. III
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets
Cash	$1,771,591	$3,185,171
Prepaid expenses	292,659	765,502

Total Current Assets	2,064,250	3,950,673
Cash held in Trust Account	430,676,061	430,676,061

Total Assets	$432,740,311	$434,626,734

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and other accrued expenses	$38,573	$291,654
Accrued offering cost	8,000	648,379
Convertible note	2,228,350	1,031,415

Total Current Liabilities	2,274,923	1,971,448
Warrant liability	1,184,876	7,642,968
Deferred underwriting fee payable	15,073,661	15,073,661

Total Liabilities	18,533,460	24,688,077

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 43,067,606 at $10.00 per share redemption value as of September 30, 2022 and December 31, 2021, respectively	430,676,061	430,676,061
Shareholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 43,067,606 shares subject to possible redemption) at September 30, 2022 and December 31, 2021, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 10,766,902 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1,077	1,077
Additional paid in capital	—	—
Accumulated deficit	(16,470,287)	(20,738,481)

Total Shareholders’ Deficit	(16,469,210)	(20,737,404)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT.	$432,740,311	$434,626,734

The accompanying notes are an integral part of the unaudited condensed financial statements.

DRAGONEER GROWTH OPPORTUNITIES CORP. III
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses	$259,796	$236,475	$992,964	$672,364

Loss from operations	(259,796)	(236,475)	(992,964)	(672,364)

Other income (expense):
Change in fair value of warrant liability	579,841	9,995,945	6,458,092	7,786,801
Change in fair value of conversion option liability	—	2,827,922	—	2,827,922
Loss from issuance of Private Placement Warrants	—	—	—	(7,767,566)
Interest expense - amortization of debt discount	(403,363)	(411,009)	(1,196,934)	(463,622)
Transaction costs allocable to warrant liability	—	—	—	(41,191)

Other income, net	176,478	12,412,858	5,261,158	2,342,344

Net income (loss)	$(83,318)	$12,176,383	$4,268,194	$1,669,980

Weighted average shares outstanding of Class A ordinary shares	43,067,606	43,067,606	43,067,606	29,254,135

Basic and diluted net income (loss) per ordinary share, Class A ordinary shares	$(0.00)	$0.23	$0.0 8	$0.04

Weighted average shares outstanding of Class B ordinary shares	10,766,902	10,766,902	10,766,902	10,413,165

Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	$(0.00)	$0.23	$0.08	$0.04

The accompanying notes are an integral part of the unaudited condensed financial statements.

DRAGONEER GROWTH OPPORTUNITIES CORP. III
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	(Deficit)
Balance – January 1, 2022	—	$—	10,766,902	$1,077	$—	$(20,738,481)	$(20,737,404)

Net loss	—	—	—	—	—	(236,117)	(236,117)

Balance – March 31, 2022	—	$—	10,766,902	$1,077	$—	$(20,974,598)	$(20,973,521)

Net income	—	—	—	—	—	4,587,629	4,587,629

Balance – June 30, 2022	—	$—	10,766,902	$1,077	$—	$(16,386,969)	$(16,385,892)

Net income (loss)	—	—	—	—	—	(83,318)	(83,318)

Balance – September 30, 2022	—	$—	10,766,902	$1,077	$—	$(16,470,287)	$(16,469,210)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity (Deficit)
Balance – January 1, 2021	—	$—	11,500,000	$1,150	$23,850	$(5,000)	$20,000

Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(23,850)	(22,913,855)	(22,937,705)
Net loss	—	—	—	—	—	(6,551,028)	(6,551,028)

Balance – March 31, 2021	—	$—	11,500,000	$1,150	$—	$(29,469,883)	$(29,468,733)

Forfeiture of 733,098 Founder Shares	—	—	(733,098)	(73)	—	73	—
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,687,183)	(1,687,183)
Net loss	—	—	—	—	—	(3,955,375)	(3,955,375)

Balance – June 30, 2021	—	$—	10,766,902	$1,077	$—	$(35,112,368)	$(35,111,291)
Net income	—	—	—	—	—	12,176,383	12,176,383

Balance – September 30, 2021	—	$—	10,766,902	$1,077	$—	$(22,935,985)	$(22,934,908)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DRAGONEER GROWTH OPPORTUNITIES CORP. III
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$4,268,194	$1,669,980
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(6,458,092)	(7,786,801)
Change in fair value of conversion option liability	—	(2,827,922)
Loss from issuance of Private Placement Warrants	—	7,767,566
Transaction costs allocated to warrant liability	—	41,191
Amortization of debt discount	1,196,934	463,622
Changes in operating assets and liabilities:
Prepaid expenses	472,844	(905,712)
Accounts payable and accrued expenses	(253,081)	173,144

Net cash used in operating activities	(773,201)	(1,404,932)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(430,676,061)

Net cash used in investing activities	—	(430,676,061)

Cash Flows from Financing Activities:
Proceeds from sale of Shares, net of underwriting discounts paid	—	422,062,539
Proceeds from sale of Private Placement Warrants	—	10,613,522
Repayment of promissory note - related party	—	(228,836)
Proceeds from convertible note - related party	—	3,000,000
Payment of offering costs	(640,379)	(96,281)

Net cash (used in) provided by financing activities	(640,379)	435,350,944

Net Change in Cash	(1,413,580)	3,269,951
Cash - Beginning of period	3,185,171	—

Cash - End of period	$1,771,591	$3,269,951

Non-Cash investing and financing activities:

Offering costs included in accrued offering costs	$—	$587,155

Offering costs paid through promissory note	$—	$181,786

Payment of prepaid expenses through promissory note	$—	$19,600

Deferred underwriting fee payable	$—	$15,073,661

Initial classification of conversion option	$—	$2,827,922

The accompanying notes are an integral part of the unaudited condensed financial statements.

DRAGONEER GROWTH OPPORTUNITIES CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company may generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Liquidity, Capital Resources and Going Concern
As of September 30, 2022, the Company had $430,676,061 held in the Trust Account and $1,771,591 held outside of the Trust Account. Through September 30, 2022, the Company has not earned any interest on the cash held in the Trust Account. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.
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
On June 18, 2021, the Company entered into a Working Capital Loan with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $3,000,000, which the Company drew in full on the same day. The Working Capital Loan is non-interest bearing
and due on the date on which the Company consummates a Business Combination. The outstanding balance under the Working Capital Loan amounted to $3,000,000 as of September 30, 2022.
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
Risks and Uncertainties
In February 2022, a military conflict started between Russia and Ukraine. The ongoing military conflict has provoked strong reactions from the United States, the UK, the European Union and various other countries around the world, including the imposition of broad financial and economic sanctions against Russia. Further, the precise effects of the ongoing military conflict and these sanctions on the global economies remain uncertain as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations and cash flows is also not determinable as of the date of these unaudited condensed financial statements. Military conflict in Ukraine may lead to increased price volatility for publicly traded securities, including ours, and to other notional, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination partner and consummate a business combination on acceptable terms or at all.

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
as filed with the SEC on March 31, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $1,771,591 and $3,185,171 in cash outside of the Trust Account and no cash equivalents as of September 30, 2022 and December 31, 2021, respectively.
Cash Held in Trust Account
At September 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in cash.
Offering Costs
Offering costs consist of legal, accounting, underwriting fees and other costs incurred that are directly related to the Initial Public Offering. Offering costs amounted to $24,666,079, of which $24,624,888 were charged against carrying value of Class A ordinary shares subject to redemption and $41,191 was expensed to the unaudited condensed statements of operations as of September 30, 2021. No offering costs were incurred for the nine months ended September 30, 2022.
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
As of September 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected on the balance sheet are reconciled in the following table:

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
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except share amounts) for the three and nine months ended September 30, 2022, and as stated in Note 1 to the unaudited condensed statements of operations, these amounts for the three and nine months ended September 30, 2021 have been adjusted to conform with the current year presentation:

	For the Three Months Ended September 30.
	2022		2021
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$(66,654)	$(16,664)	$9,741,106	$2,435,277
Denominator
Basic and diluted weighted average shares outstanding	43,067,606	10,766,902	43,067,606	10,766,902

Basic and diluted net income (loss) per ordinary share	$(0.00)	$(0.00)	$0.23	$0.23

	For the Nine Months Ended September 30.
	2022		2021
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$3,414,555	$853,639	$1,231,589	$438,391
Denominator
Basic and diluted weighted average shares outstanding	43,067,606	10,766,902	29,254,135	10,413,165

Basic and diluted net income per ordinary share	$0.08	$0.08	$0.04	$0.04

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
The Company incurred a loss of $0 and $7,767,566 related to the issuance of the Private Placement Warrants for the nine months ended September 30, 2022 and 2021, respectively.
The Company incurred a loss of $0 related to the issuance of the Private Placement Warrants for the three months ended September 30, 2022 and 2021.
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
On June 18, 2021, the Company entered into a Working Capital Loan with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $3,000,000, which the Company drew in full on the same day. The Working Capital Loan is non-interest
bearing and due on the date on which the Company consummates a Business Combination. The outstanding balance under the Working Capital Loan amounted to $3,000,000 as of September 30, 2022 and December 31, 2021, respectively.
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
During the three months ended September 30, 2022 and 2021, the Company recorded $403,363 and $411,009, respectively, of interest expense related to the amortization of the debt discount.
During the nine months ended September 30, 2022 and 2021, the Company recorded $1,196,934 and $463,622, respectively, of interest expense related to the amortization of the debt discount. The balance of the debt discount amounted to $771,650 and $1,968,585 at September 30, 2022 and December 31, 2021, respectively.
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
NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
Class
 A Ordinary Shares
—The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 43,067,606 Class A ordinary shares issued and outstanding, all of which were classified as temporary equity and subject to possible redemption.
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
NOTE 8. SHAREHOLDERS’ DEFICIT
Preference Shares
—
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 B Ordinary Shares
—The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 10,766,902 Class B ordinary shares issued and outstanding, respectively.
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

NOTE 9. WARRANT LIABILITY
As of September 30, 2022 and December 31, 2021, there are 10,613,522 Private Placement Warrants outstanding. Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of a Business Combination. The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2022	December 31, 2021
Liabilities:
Warrant Liability—Private Placement Warrants	3	$1,184,876	$7,642,968
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
The following table provides quantitative information regarding Level 3 fair value measurements:

	As of September 30, 2022	As of December 31, 2021
Stock price	$9.79	$9.77
Strike price	$11.50	$11.50
Volatility	2.5%	12.0%
Risk-free rate	3.61%	1.54%
Dividend yield	0.0%	0.0%
The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement Warrants Liabilities
Fair value as of January 1, 2021	$—
Initial measurement on March 25, 2021	17,252,208
Changes in fair value(1)	(7,786,801)
Measurement of the additional Private Placement warrants issued on May 6, 2021	1,128,881

Fair value as of September 30, 2021	$10,594,288

Fair value as of January 1, 2022	$7,642,968
Changes in fair value(1)	(6,458,092)

Fair value as of September 30, 2022	$1,184,876

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the unaudited condensed statements of operations.
Conversion Option Liability
The liability for the conversion option was valued using a Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Black Scholes model’s primary unobservable input utilized in determining the fair value of the conversion option is the expected volatility of the ordinary shares. During the three and nine months ended September 30, 2022 and 2021, there were no changes in the fair value of the conversion option liability.
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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses in connection with searching for a prospective initial Business Combination.

For the three months ended September 30, 2022, we had a net loss of $83,318, which consists of operating costs of $259,796, interest expense related to the amortization of the debt discount of $403,363, and a gain on the change in the fair value of the warrant liability of $579,841.

For the nine months ended September 30, 2022, we had a net income of $4,268,194, which consists of operating costs of $992,964, and interest expense related to the amortization of the debt discount of $1,196,934, offset by a gain on the change in the fair value of the warrant liability of $6,458,092.

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

For the nine months ended September 30, 2022, cash used in operating activities was $773,201. Net income of $4,268,194 was affected by a gain on the change in the fair value of the warrant liability of $6,458,092, and amortization of the debt discount of $1,196,934. Changes in operating assets and liabilities provided $219,763 of cash for operating activities.

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

As of September 30, 2022, we had cash held in the Trust Account of $430,676,061. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, we have not earned any interest from the Trust Account.

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

As of September 30, 2022, we had cash of $1,771,591 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Operating Officer (Principal Financial Officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Operating Officer (Principal Financial Officer) concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

PART III—SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRAGONEER GROWTH OPPORTUNITIES CORP. III

Date: November 14, 2022	By:	/s/ Christian Jensen
	Name:	Christian Jensen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Pat Robertson
	Name:	Pat Robertson
	Title:	President
(Principal Financial Officer and Principal Accounting Officer), Chief Operating Officer and Director